Form 10-Q
period 2018-09-30
Emaginos Inc.
filed 2018-12-12
CIK 1693689

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                                  FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.


     Class                                 Outstanding at
                                           December 1, 2018

Common Stock, par value $0.0001               77,294,308

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

______________________________________________________________________

                        EMAGINOS, INC.
         (formerly Forest Sound Acquisition Corporation)
                    CONDENSED BALANCE SHEETS

           ASSETS
                                             Sept. 30,        December 31,
                                               2018              2017
                                            ------------     ------------
                                            (Unaudited)
   Current assets

     Cash                                   $        -        $        -
                                            ------------      ------------
        Total assets                        $        -        $        -
                                            ============      ============

          LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities
       Accrued liabilities                 $        750	      $     1,000
                                            ------------      ------------
           Total liabilities                        750	            1,000
                                            ------------      ------------

   Stockholders' Equity
       Preferred stock, $0.0001 par value
       20,000,000 shares authorized;
       none issued and outstanding at
       June 30, 2018 and December 31,
       2017, respectively                           -                 -

       Common Stock, $0.0001 par value,
       100,000,000 shares authorized;
       20,000,000 shares issued and
       outstanding at June 30, 2018 and
       December 31, 2017, respectively            2,000             2,000

       Additional paid-in capital                 3,709		    1,851

       Accumulated deficit                       (6,459)           (4,851)
                                            ------------      ------------
          Total stockholders' deficit              (750)           (1,000)
                                            ------------      ------------
          Total liabilities and
             stockholders' deficit          $        -        $        -
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

______________________________________________________________________

                              EMAGINOS, INC.
               (formerly Forest Sound Acquisition Corporation)
                        CONDENSED STATEMENTS OF OPERATIONS
				 (UNAUDITED)


        	   For the three   For the three   For the nine     For the nine
                   months ended    months ended    months ended    months ended
                   Sept 30, 2018   Sept 30, 2017   Sept 30, 2018   Sept 30, 2017
                   -------------   -------------   --------------  -------------
Revenue            $      -        $       -       $        -      $       -
Cost of revenues          -                -                -              -
                   -------------   -------------   --------------  -------------
Gross profit              -                -                -              -
                   -------------   -------------   --------------  -------------
Operating expenses        164             250             1,108          1,289
                   -------------   -------------   --------------  -------------
Operating loss           (164)           (250)           (1,108)        (1,289)

Loss before income
        taxes            (164)           (250)            (1,108)        (1,289)
Income tax expense         -                -                -              -
                    ------------   -------------   --------------  -------------
Net loss            $    (164)      $    (250)      $     (1,108)    $  (1,289)
                    ============    ============   ==============  =============
Loss per share -
 basic and diluted  $   (0.00)       $    (0.00)    $      (0.00)    $   (0.00)
                    ============    ============   ==============  =============
Weighted average
   shares - basic
   and diluted        20,000,000       20,000,000      20,000,000     20,000,000
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

                                       3
______________________________________________________________________

                                  EMAGINOS, INC.
               (formerly Forest Sound Acquisition Corporation)
                         CONDENSED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

        	     	                 For the Nine      For the None
                                         Months Ended     Months Ended
                                         Sept 30, 2018    Sept 30, 2017
                                         -------------    -------------
OPERATING ACTIVITIES
   Net loss                              $    (1,108)     $   (1,289)

      Expenses paid by stockholder and
        contributed as capital                 1,858           1,539

     Changes in Operating Assets and
        Liabilities:
     Increase in accrued liabilities            (750)          (500)
                                         -------------    -------------
       Net cash provided by (used in)
         operating activities                      -              -
                                         -------------    -------------
   Net increase in cash                            -              -
   Cash, beginning of period                       -              -
                                         -------------    -------------
     Cash, end of period                 $         -      $       -
                                         =============    =============
   SUPPLEMENTAL DISCLOSURES:
     Cash paid during the period for:
        Income tax                       $         -              -
                                         =============    =============
     Interest                            $         -              -
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

______________________________________________________________________

                                EMAGINOS, INC.
               (formerly Forest Sound Acquisition Corporation)
                Notes to Unaudited Condensed Financial Statements

NOTE 1   NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS

Emaginos, Inc. (formerly Forest Sound Acquisition Corporation) (the "Company") was incorporated on December 7, 2016 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. The Company has been in the developmental stage since inception and its operations to date have been limited to issuing shares to shareholders and effecting a change in control. The Company anticipated effecting a business combination with an operating private company in order to develop its business plan. Howver, subsequently management of the Company determined not to proceed with the combination and not to proceed with the use of a public shell and to file a Form 15 to deregister the class of securities of the Company previously registered with the SEC.

In May 2018, in anticipation of the subsequent change in control, the Company filed a Form 8-K announcing the change in its name to Emaginos, Inc.

      On July 10, the Company effected a change of its control.  The
Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. The then officers and directors resigned as the Company's president, vice president, secretary and directors.

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

     On September 23, 2018, Emaginos, Inc., entered into a merger agreement (the "Merger Agreement") with Emaginos, Inc. (Emaginos Virginia), a private company organized under the laws of the Commonwealth of Virginia. The Company filed a Form 8-K regarding the merger. The merger transaction was never effected and the action rescinded. The number of outstanding shares reported herein does not include the shares anticipated to be issue on the effective closing date of the merger as such shares were not issued.

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

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

CASH

Cash and cash equivalents include cash on hand and on deposit at banking institutions as well as all highly liquid short-term investments with original maturities of 90 days or less. The Company did not have cash equivalents as of September 30, 2018 and December 31, 2017, respectively.

CONCENTRATION OF RISK

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The Company places its cash with high quality banking institutions. The Company did not have cash balances in excess of the Federal Deposit Insurance Corporation limit as of September 30, 2018 and December 31, 2017, respectively.

______________________________________________________________________

                             EMAGINOS, INC.
                Notes to Unaudited Condensed Financial Statements


INCOME TAXES

Under ASC 740, "Income Taxes," deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2018 and December 31, 2017, there were no deferred taxes due to the uncertainty of the realization of net operating loss or carry forward prior to expiration.

LOSS PER COMMON SHARE

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per common share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the entity. As of September 30, 2018 and December 31, 2017, there are no outstanding dilutive securities.

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

______________________________________________________________________

                            EMAGINOS, INC.
                Notes to Unaudited Condensed Financial Statements


In May 2017, the FASB issued ASU 2017-09, "Scope of Modification Accounting", which amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. For all entities, the ASU is effective for annual reporting periods, including interim periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. The Company adopted this guidance on January 1, 2018 with no material impact on its condensed financial statements.

In November 2016, the FASB issued Accounting Standards Update No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash" ("ASU 2016-18"). The new guidance is intended to reduce diversity in practice by adding or clarifying guidance on classification and presentation of changes in restricted cash on the statement of cash flows. ASU 2016-18 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The amendments in this update should be applied retrospectively to all periods presented. The Company adopted this guidance on January 1, 2018 with no material impact on its condensed financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic
230): Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). ASU 2016-15 will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017. The new standard will require adoption on a retrospective basis unless it is impracticable to apply, in which case it would be required to apply the amendments prospectively as of the earliest date practicable. The Company adopted this guidance on January 1, 2018 with no material impact on its condensed financial statements.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force) and the United States Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company's present or future financial statements.

NOTE 2 - GOING CONCERN

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $1,108 for the nine months ended September 30, 2018. The Company had a working capital deficit of $750 and an accumulated deficit of $6,459 as of September 30, 2018 and a working captial deficit of $1,000 and an accumulated deficit of $4,851 as of December 31, 2017. The Company's continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, the Company had accrued professional fees of $750 and $1,000, respectively.

NOTE 4 - STOCKHOLDERS' DEFICIT

On July 22, 2016, the Company issued 20,000,000 founders common stock to two directors and officers for legal services provided to the Company. The Company is authorized to issue 100,000,000 shares of common stock and 20,000,000 shares of preferred stock. As of September 30, 2018, 20,000,000 shares of common stock and no preferred stock were issued and outstanding.


NOTE 5 - SUBSEQUENT EVENT

The Company filed a Form 8-K noticing that the Merger Agreement entered into by the Company was not effected and the shares in exchange were not issued.

Management has evaluated subsequent events through November 15, 2018, the date which the financial statements were available to be issued. Except for the events disclosed above, all subsequent events requiring recognition have been incorporated into these financial statements in accordance with FASB ASC Topic 855, "Subsequent Events."

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

	The Company filed a registration statement on Form
10 on January 18, 2017 with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 as amended to register its class of common stock. The Company effected a change in control on July 11, 2018.

  On July 10, 2018, the then officers and directors of the Company resigned. Scott Taub was named Chief Executive Officer and a Director and Allan C. Jones was named President, Chief Financial Officer, and a Director

     On September 23, 2018, Emaginos, Inc., entered into a merger agreement (the "Merger Agreement") with Emaginos, Inc. (Emaginos Virginia), a private company organized under the laws of the Commonwealth of Virginia. The Company filed a Form 8-K regarding the merger. The merger transaction was never effected and the action rescinded. The number of outstanding shares reported herein does not include the shares anticipated to be issued on the effective closing date of the merger as such shares were not issued.

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

     In the present case of the Company, management at the period covered by this report, consisted solely of two executive officers.
As such, management maintained sole control of all financial transactions and all assets. Since the president of the Company was in sole control of the financial transactions and assets management believes that its control reasonably and adequately addresses the risk of a misstatement in the financial reporting. Based upon that evaluation, the principal officer at that time believes that the Company's disclosure controls and procedures were effective in gathering, analyzing and disclosing information needed to ensure that the information required to be disclosed by the Company in its periodic reports is recorded, summarized and processed timely. The principal executive officer was directly involved in the day-to-day operations of the Company. Since the change in control, management consists of two officers and two directors who are in control of the day-to-day operations of the Company and its financial reporting.

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

Changes in Internal Control Over Financial Reporting

     The change in control resulted in a change in the management and in control of the financial reporting methodology but the Company anticipates that the change in control would not materially effect internal control by executive management of financial reporting and tht the change in the sole two officers and directors has not materially affected, and is not reasonably likely to materially affect, the Company's internal control over financial reporting.

                   PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     There are no legal proceedings against the Company and the Company is unaware of such proceedings contemplated against it.

     Former management of the Company received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Former management believes that the SEC has determined that a change in control transaction is considered a sale of a security and that a broker needs to be used to effect the transaction. Therefore former management determined that any future transactions engaged in by them will be conducted through a member firm of Finra.

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

In September, 2018, the Company issued 9,912,000 shares at par to three shareholders.

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

Dated:   December 12, 2018